Form 10-K
period 2010-12-31
SLC Student Loan Trust 2010-1
filed 2011-03-18
CIK 1493611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number of issuing entity: 333-164557-01

Commission file number of depositor: 333-164557

SLC STUDENT LOAN TRUST 2010-1
(Exact name of issuing entity as specified in its charter)

SLC STUDENT LOAN RECEIVABLES I, INC.
(Exact name of depositor as specified in its charter)

THE STUDENT LOAN CORPORATION
(Exact name of sponsor as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3598719 (I.R.S. Employer Identification No.)
4000 Regent Boulevard C2B-260 Irving, Texas (Address of principal executive offices)	75063 (Zip Code)
Registrant’s telephone number, including area code: (469) 220-4928

Securities registered pursuant to Section 12(b) of the Act:  NONE.
Securities registered pursuant to Section 12(g) of the Act:  NONE.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes   ☐   No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes   ☐   No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes   ☐    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer  ☐                                                                                                     Accelerated filer   ☐
Non-accelerated filer   ☒ (Do not check if a smaller reporting company)                    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes   ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

REGISTRANT HAS NO VOTING OR NON-VOTING COMMON EQUITY OUTSTANDING HELD BY NON-AFFILIATES.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of December 31, 2010.

NOT APPLICABLE.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders).

NOT APPLICABLE.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1.  Business.
Item 1A.  Risk Factors.
Item 2.  Properties.
Item 3.  Legal Proceedings.
Item 4.  Submission of Matters to a Vote of Security Holders.

Item 1B.  Unresolved Staff Comments.
None.

The following substitute information is provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets.
No single obligor represents 10% or more of the asset pool held by SLC Student Loan Trust 2010-1 (the “Trust”).

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments.
No entity or group of affiliated entities provides any external credit enhancement or other support with respect to either payment on the pool assets held by the Trust or payments on the notes (the “Notes”) or the certificate (the “Certificate”) issued by the Trust.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).
No entity or group of affiliated entities provides any external derivative instruments to either payment on the pool assets held by the Trust or payments on the Notes or the Certificate.

Item 1117 of Regulation AB. Legal Proceedings.
There are no legal proceedings that would be material to investors that are pending against the depositor, the issuing entity, Citibank (South Dakota), National Association, Citibank, N.A. or, to the knowledge of the registrant, the sponsor or U.S. Bank National Association, nor does the registrant know of any such proceeding contemplated by any governmental authorities.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Item 6. Selected Financial Data.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 9A. Controls and Procedures.

Item 9B. Other Information.
Nothing to report.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10. Directors, Executive Officers and Corporate Governance.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Item 14. Principal Accountant Fees and Services.

The following substitute information is provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.
Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
The reports required by Item 1122(a) and (b) of, or relating to, all parties determined by the registrant to be participating in the servicing function with respect to the issuing entity are attached to this Form 10-K as Exhibits 33.1, 33.2, 33.3, 34.1, 34.2 and 34.3.

Item 1123 of Regulation AB. Servicing Compliance Statement.
The statements required by Item 1123 are attached to this Form 10-K as Exhibits 35.1 and 35.2.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)           The following documents are filed as part of this report:

1.  Not applicable.

2.  Not applicable.

3.  See Item 15(b) below.

(b)           Exhibits Required by Item 601 of Regulation S-K.

Exhibit Number	Description
4.1
Indenture, dated as of July 6, 2010, among SLC Student Loan Trust 2010-1 (the “Trust”), Citibank, N.A., as eligible lender trustee (in such capacity, the “Eligible Lender Trustee”) and as indenture administrator (in such capacity, the “Indenture Administrator”), and U.S. Bank National Association, as indenture trustee (the “Indenture Trustee”), incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

4.3
Amended and Restated Trust Agreement, dated as of  July 6, 2010, between SLC Student Loan Receivables I, Inc. (the “Depositor”) and Wilmington Trust Company, as owner trustee, incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

4.4
Eligible Lender Trust Agreement, dated as of July 6, 2010, between the Depositor and the Eligible Lender Trustee, incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

4.5
Eligible Lender Trust Agreement, dated as of July 6, 2010, between the Trust and the Eligible Lender Trustee, incorporated by reference to Exhibit 4.5 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

10	Incorporated by reference as Exhibit 4.
31*	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
33.1*	Management Assessment of Compliance with Applicable Servicing Criteria, dated March 17, 2011, of The Student Loan Corporation, as Servicer and Administrator.
33.2*	Management Assessment of Compliance with Applicable Servicing Criteria, dated March 17, 2011, of Citibank (South Dakota), National Association, as Custodian and Subservicer.
33.3*	Management Assessment of Compliance with Applicable Servicing Criteria, dated February 28, 2011, of Citibank, N.A., as Indenture Administrator.
34.1*	Report of Independent Registered Public Accounting Firm, dated March 17, 2011, of KPMG LLP, relating to Exhibit 33.1.
34.2*	Report of Independent Registered Public Accounting Firm, dated March 17, 2011, of KPMG LLP, relating to Exhibit 33.2.
34.3*	Report of Independent Registered Public Accounting Firm, dated February 28, 2011, of KPMG LLP, relating to Exhibit 33.3.
35.1*	Servicer Compliance Statement, dated March 17, 2011, of The Student Loan Corporation, as Servicer.
35.2*	Servicer Compliance Statement, dated March 17, 2011, of Citibank (South Dakota), National Association, as Subservicer.
99.1
Master Terms Purchase Agreement, dated as of July 6, 2010, between The Student Loan Corporation, as seller, the Depositor, as purchaser, and the Eligible Lender Trustee on behalf of the Student Loan Corporation and the Depositor, incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

99.2
Master Terms Sale Agreement, dated as of July 6, 2010, between the Depositor, as seller, the Trust, as purchaser, and the Eligible Lender Trustee on behalf of the Depositor and the Trust, incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

99.3
Servicing Agreement, dated as of July 6, 2010, between the Trust and The Student Loan Corporation, as servicer (in such capacity, the “Servicer”), incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

99.4
Subservicing Agreement, dated as of July 6, 2010, between the Servicer and Citibank (South Dakota), National Association, as subservicer (the “Subservicer”), incorporated by reference to Exhibit 99.4 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

99.5
Administration Agreement, dated as of July 6, 2010, between the Trust and The Student Loan Corporation, as administrator (in such capacity, the “Administrator”), incorporated by reference to Exhibit 99.5 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

99.6
Custody Agreement, dated as of July 6, 2010, among the Trust, the Eligible Lender Trustee, the Indenture Trustee and Citibank (South Dakota), National Association, as custodian, incorporated by reference to Exhibit 99.6 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

99.7
SLC Student Loan Trust 2010-1 Subservicing Agreement, dated as of December 31, 2010, between the Servicer and Sallie Mae, Inc., and as acknowledged and agreed to by the Subservicer, the Indenture Trustee, the Administrator, the Depositor, the Eligible Lender Trustee and the Indenture Administrator, , incorporated by reference to Exhibit 10 of the Current Report on Form 8-K filed by the Trust on January 5, 2011 (File No. 333-164557-01)

                _____________
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SLC STUDENT LOAN RECEIVABLES I, INC.
Dated: March 18, 2011	By:	/s/ Lovett Weems
		Name:	Lovett Weems
		Title:	President
(senior officer in charge of securitization of the depositor)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report to security holders, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders or is anticipated to be furnished to security holders subsequent to the filing of this annual report on Form 10-K.

INDEX TO EXHIBITS

Exhibit Number	Description
4.1
Indenture, dated as of July 6, 2010, among SLC Student Loan Trust 2010-1 (the “Trust”), Citibank, N.A., as eligible lender trustee (in such capacity, the “Eligible Lender Trustee”) and as indenture administrator (in such capacity, the “Indenture Administrator”), and U.S. Bank National Association, as indenture trustee (the “Indenture Trustee”), incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

4.3
Amended and Restated Trust Agreement, dated as of  July 6, 2010, between SLC Student Loan Receivables I, Inc. (the “Depositor”) and Wilmington Trust Company, as owner trustee, incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

4.4
Eligible Lender Trust Agreement, dated as of July 6, 2010, between the Depositor and the Eligible Lender Trustee, incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

4.5
Eligible Lender Trust Agreement, dated as of July 6, 2010, between the Trust and the Eligible Lender Trustee, incorporated by reference to Exhibit 4.5 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

10	Incorporated by reference as Exhibit 4.
31*	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
33.1*	Management Assessment of Compliance with Applicable Servicing Criteria, dated March 17, 2011, of The Student Loan Corporation, as Servicer and Administrator.
33.2*	Management Assessment of Compliance with Applicable Servicing Criteria, dated March 17, 2011, of Citibank (South Dakota), National Association, as Custodian and Subservicer.
33.3*	Management Assessment of Compliance with Applicable Servicing Criteria, dated February 28, 2011, of Citibank, N.A., as Indenture Administrator.
34.1*	Report of Independent Registered Public Accounting Firm, dated March 17, 2011, of KPMG LLP, relating to Exhibit 33.1.
34.2*	Report of Independent Registered Public Accounting Firm, dated March 17, 2011, of KPMG LLP, relating to Exhibit 33.2.
34.3*	Report of Independent Registered Public Accounting Firm, dated February 28, 2011, of KPMG LLP, relating to Exhibit 33.3.
35.1*	Servicer Compliance Statement, dated March 17, 2011, of The Student Loan Corporation, as Servicer.
35.2*	Servicer Compliance Statement, dated March 17, 2011, of Citibank (South Dakota), National Association, as Subservicer.
99.1
Master Terms Purchase Agreement, dated as of July 6, 2010, between The Student Loan Corporation, as seller, the Depositor, as purchaser, and the Eligible Lender Trustee on behalf of the Student Loan Corporation and the Depositor, incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

99.2
Master Terms Sale Agreement, dated as of July 6, 2010, between the Depositor, as seller, the Trust, as purchaser, and the Eligible Lender Trustee on behalf of the Depositor and the Trust, incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

99.3
Servicing Agreement, dated as of July 6, 2010, between the Trust and The Student Loan Corporation, as servicer (in such capacity, the “Servicer”), incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

99.4
Subservicing Agreement, dated as of July 6, 2010, between the Servicer and Citibank (South Dakota), National Association, as subservicer (the “Subservicer”), incorporated by reference to Exhibit 99.4 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

99.5
Administration Agreement, dated as of July 6, 2010, between the Trust and The Student Loan Corporation, as administrator (in such capacity, the “Administrator”), incorporated by reference to Exhibit 99.5 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

99.6
Custody Agreement, dated as of July 6, 2010, among the Trust, the Eligible Lender Trustee, the Indenture Trustee and Citibank (South Dakota), National Association, as custodian, incorporated by reference to Exhibit 99.6 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

99.7
SLC Student Loan Trust 2010-1 Subservicing Agreement, dated as of December 31, 2010, between the Servicer and Sallie Mae, Inc., and as acknowledged and agreed to by the Subservicer, the Indenture Trustee, the Administrator, the Depositor, the Eligible Lender Trustee and the Indenture Administrator, , incorporated by reference to Exhibit 10 of the Current Report on Form 8-K filed by the Trust on January 5, 2011 (File No. 333-164557-01)

                _____________
* Filed herewith