Form 10-K
period 2011-12-31
SLC Student Loan Trust 2010-1
filed 2012-03-30
CIK 1493611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number of issuing entity: 333-164557-01

Commission file number of depositor: 333-164557

SLC STUDENT LOAN TRUST 2010-1

(Exact name of issuing entity as specified in its charter)

SLC STUDENT LOAN RECEIVABLES I, INC.

(Exact name of depositor as specified in its charter)

THE STUDENT LOAN CORPORATION

(Exact name of sponsor as specified in its charter)

Delaware	04-3598719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4000 Regent Boulevard C2B-260 Irving, Texas	75063
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (469) 220-4928

Securities registered pursuant to Section 12(b) of the Act: NONE.

Securities registered pursuant to Section 12(g) of the Act: NONE.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

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

REGISTRANT HAS NO VOTING OR NON-VOTING COMMON EQUITY OUTSTANDING HELD BY NON-AFFILIATES.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of December 31, 2011.

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

NOT APPLICABLE.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1. Business.

Item 1A. Risk Factors.

Item 2. Properties.

Item 3. Legal Proceedings.

Item 1B.	Unresolved Staff Comments.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

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

Item 1117 of Regulation AB. Legal Proceedings.

There are no legal proceedings that would be material to investors that are pending against the depositor, the issuing entity, Citibank, N.A. or, to the knowledge of the registrant, the sponsor, U.S. Bank National Association, or Sallie Mae, Inc., as subservicer, nor does the registrant know of any such proceeding contemplated by any governmental authorities.

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

The reports required by Item 1122(a) and (b) of, or relating to, all parties determined by the registrant to be participating in the servicing function with respect to the issuing entity are attached to this Form 10-K as Exhibits 33.1, 33.2, 33.3, 33.4, 34.1, 34.2, 34.3 and 34.4.

Item 1123 of Regulation AB. Servicing Compliance Statement.

The statements required by Item 1123 are attached to this Form 10-K as Exhibits 35.1, 35.2 and 35.3.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1. Not applicable.

2. Not applicable.

3. See Item 15(b) below.

(b)	Exhibits Required by Item 601 of Regulation S-K.

Exhibit Number	Description

4.1	Indenture, dated as of July 6, 2010, among SLC Student Loan Trust 2010-1 (the “Trust”), Citibank, N.A., as eligible lender trustee (in such capacity, the “Eligible Lender Trustee”) and as indenture administrator (in such capacity, the “Indenture Administrator”), and U.S. Bank National Association, as indenture trustee (the “Indenture Trustee”), incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

4.3	Amended and Restated Trust Agreement, dated as of July 6, 2010, between SLC Student Loan Receivables I, Inc. (the “Depositor”) and Wilmington Trust Company, as owner trustee, incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

4.4	Eligible Lender Trust Agreement, dated as of July 6, 2010, between the Depositor and the Eligible Lender Trustee, incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

4.5	Eligible Lender Trust Agreement, dated as of July 6, 2010, between the Trust and the Eligible Lender Trustee, incorporated by reference to Exhibit 4.5 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

10	Incorporated by reference as Exhibit 4.

31*	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

33.1*	Management Assertion on Compliance with Applicable Servicing Criteria, dated March 19, 2012, of The Student Loan Corporation, as Servicer and Administrator.

33.2*	Management Assessment of Compliance with Applicable Servicing Criteria, dated March 16, 2012, of Citibank, N.A., as Custodian and Sub-subservicer.

33.3*	Management Assertion of Compliance with Applicable Servicing Criteria, dated February 28, 2012, of Citibank, N.A., as Indenture Administrator.

33.4*	Assertion on Compliance with Regulation AB Criteria, dated March 23, 2012, of Sallie Mae, Inc., as Subservicer.

34.1*	Report of Independent Registered Public Accounting Firm, dated March 19, 2012, of Deloitte & Touche LLP, relating to Exhibit 33.1.

34.2*	Report of Independent Registered Public Accounting Firm, dated March 16, 2012, of KPMG LLP, relating to Exhibit 33.2.

34.3*	Report of Independent Registered Public Accounting Firm, dated February 28, 2012, of KPMG LLP, relating to Exhibit 33.3.

34.4*	Report of Independent Registered Public Accounting Firm, dated March 23, 2012, of Pricewaterhouse Coopers LLP relating to Exhibit 33.4.

35.1*	Servicer Compliance Statement, dated March 19, 2012, of The Student Loan Corporation, as Servicer.

35.2*	Servicer Compliance Statement, dated March 23, 2012, of Citibank, N.A., as Sub-subservicer.

35.3*	Servicer Compliance Statement, dated March 23, 2012, of Sallie Mae, Inc., as Subservicer.

99.1	Master Terms Purchase Agreement, dated as of July 6, 2010, between The Student Loan Corporation, as seller, the Depositor, as purchaser, and the Eligible Lender Trustee on behalf of the Student Loan Corporation and the Depositor, incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

99.2	Master Terms Sale Agreement, dated as of July 6, 2010, between the Depositor, as seller, the Trust, as purchaser, and the Eligible Lender Trustee on behalf of the Depositor and the Trust, incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

99.3	Servicing Agreement, dated as of July 6, 2010, between the Trust and The Student Loan Corporation, as servicer (in such capacity, the “Servicer”), incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

99.4	Subservicing Agreement, dated as of July 6, 2010, between the Servicer and Citibank (South Dakota), National Association, as subservicer (the “Subservicer”), incorporated by reference to Exhibit 99.4 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

99.5	Administration Agreement, dated as of July 6, 2010, between the Trust and The Student Loan Corporation, as administrator (in such capacity, the “Administrator”), incorporated by reference to Exhibit 99.5 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

99.6	Custody Agreement, dated as of July 6, 2010, among the Trust, the Eligible Lender Trustee, the Indenture Trustee and Citibank (South Dakota), National Association, as custodian, incorporated by reference to Exhibit 99.6 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

99.7	SLC Student Loan Trust 2010-1 Subservicing Agreement, dated as of December 31, 2010, between the Servicer and Sallie Mae, Inc., and as acknowledged and agreed to by the Subservicer, the Indenture Trustee, the Administrator, the Depositor, the Eligible Lender Trustee and the Indenture Administrator, incorporated by reference to Exhibit 10 of the Current Report on Form 8-K filed by the Trust on January 5, 2011 (File No. 333-164557-01)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SLC STUDENT LOAN RECEIVABLES I, INC.

Dated: March 23, 2012	By:	/s/ Calvin C. Balliet
		Name:	Calvin C. Balliet
		Title:	Chairman of the Board
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

INDEX TO EXHIBITS

Exhibit Number	Description

4.1	Indenture, dated as of July 6, 2010, among SLC Student Loan Trust 2010-1 (the “Trust”), Citibank, N.A., as eligible lender trustee (in such capacity, the “Eligible Lender Trustee”) and as indenture administrator (in such capacity, the “Indenture Administrator”), and U.S. Bank National Association, as indenture trustee (the “Indenture Trustee”), incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

4.3	Amended and Restated Trust Agreement, dated as of July 6, 2010, between SLC Student Loan Receivables I, Inc. (the “Depositor”) and Wilmington Trust Company, as owner trustee, incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

4.4	Eligible Lender Trust Agreement, dated as of July 6, 2010, between the Depositor and the Eligible Lender Trustee, incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

4.5	Eligible Lender Trust Agreement, dated as of July 6, 2010, between the Trust and the Eligible Lender Trustee, incorporated by reference to Exhibit 4.5 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

10	Incorporated by reference as Exhibit 4.

31*	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

33.1*	Management Assertion on Compliance with Applicable Servicing Criteria, dated March 19, 2012, of The Student Loan Corporation, as Servicer and Administrator.

33.2*	Management Assessment of Compliance with Applicable Servicing Criteria, dated March 16, 2012, of Citibank, N.A., as Custodian and Sub-subservicer.

33.3*	Management Assertion of Compliance with Applicable Servicing Criteria, dated February 28, 2012, of Citibank, N.A., as Indenture Administrator.

33.4*	Assertion on Compliance with Regulation AB Criteria, dated March 23, 2012, of Sallie Mae, Inc., as Subservicer.

34.1*	Report of Independent Registered Public Accounting Firm, dated March 19, 2012, of Deloitte & Touche LLP, relating to Exhibit 33.1.

34.2*	Report of Independent Registered Public Accounting Firm, dated March 16, 2012, of KPMG LLP, relating to Exhibit 33.2.

34.3*	Report of Independent Registered Public Accounting Firm, dated February 28, 2012, of KPMG LLP, relating to Exhibit 33.3.

34.4*	Report of Independent Registered Public Accounting Firm, dated March 23, 2012, of Pricewaterhouse Coopers LLP relating to Exhibit 33.4.

35.1*	Servicer Compliance Statement, dated March 19, 2012, of The Student Loan Corporation, as Servicer.

35.2*	Servicer Compliance Statement, dated March 23, 2012, of Citibank, N.A., as Sub-subservicer.

35.3*	Servicer Compliance Statement, dated March 23, 2012, of Sallie Mae, Inc., as Subservicer.

99.1	Master Terms Purchase Agreement, dated as of July 6, 2010, between The Student Loan Corporation, as seller, the Depositor, as purchaser, and the Eligible Lender Trustee on behalf of the Student Loan Corporation and the Depositor, incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

99.2	Master Terms Sale Agreement, dated as of July 6, 2010, between the Depositor, as seller, the Trust, as purchaser, and the Eligible Lender Trustee on behalf of the Depositor and the Trust, incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

99.3	Servicing Agreement, dated as of July 6, 2010, between the Trust and The Student Loan Corporation, as servicer (in such capacity, the “Servicer”), incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

99.4	Subservicing Agreement, dated as of July 6, 2010, between the Servicer and Citibank (South Dakota), National Association, as subservicer (the “Subservicer”), incorporated by reference to Exhibit 99.4 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

99.5	Administration Agreement, dated as of July 6, 2010, between the Trust and The Student Loan Corporation, as administrator (in such capacity, the “Administrator”), incorporated by reference to Exhibit 99.5 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

99.6	Custody Agreement, dated as of July 6, 2010, among the Trust, the Eligible Lender Trustee, the Indenture Trustee and Citibank (South Dakota), National Association, as custodian, incorporated by reference to Exhibit 99.6 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

99.7	SLC Student Loan Trust 2010-1 Subservicing Agreement, dated as of December 31, 2010, between the Servicer and Sallie Mae, Inc., and as acknowledged and agreed to by the Subservicer, the Indenture Trustee, the Administrator, the Depositor, the Eligible Lender Trustee and the Indenture Administrator, incorporated by reference to Exhibit 10 of the Current Report on Form 8-K filed by the Trust on January 5, 2011 (File No. 333-164557-01)

*	Filed herewith