Form 10-K/A
period 2011-12-31
SLC Student Loan Trust 2010-1
filed 2013-05-03
CIK 1493611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No. 1)

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

NOT APPLICABLE.

EXPLANATORY NOTE

SLC Student Loan Trust 2010-1 is filing this Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2011, originally filed with the United States Securities and Exchange Commission (the “Commission”) on March 30, 2012 (the “Form 10-K”), to:  (A) amend (i) the report on assessment of compliance with servicing criteria for asset-backed securities of Sallie Mae, Inc., as required by Item 1122(a) of Regulation AB, (ii) the attestation report on assessment of compliance with servicing criteria for asset-backed securities of Pricewaterhouse Coopers LLP (related to the assessment of compliance with servicing criteria for asset-backed securities of Sallie Mae, Inc.), as required by Item 1122(b) of Regulation AB, and (iii) the servicer compliance statement of Sallie Mae, Inc., as required by Item 1123 of Regulation AB, listed as Exhibits 33.4, 34.4 and 35.3, respectively, of the Exhibit List under Item 15(a)(3) of Part IV of the Form 10-K (such amended reports and compliance statement, collectively, the “Applicable Exhibits”); and (B) file a new certification pursuant to Rule 13a-14(d)/15d-14(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as required by Rule 12b-15 of the Exchange Act, listed as Exhibit 31of the Exhibit List under Item 15(a)(3) of Part IV of the Form 10-K (the “Certification”).  The Applicable Exhibits have been amended to reflect the performance by Sallie Mae, Inc. of Regulation AB servicing criteria 1122(d)(1)(iv) and 1122(d)(4)(v) (the “Criteria”) commencing on May 1, 2011, rather than October 8, 2011 (as was indicated in Exhibits 33.4, 34.4 and 35.3 previously filed with the Commission on March 30, 2012).  Although the Criteria were listed as having been “not applicable” for the period from May 1, 2011 through October 7, 2011 in the related exhibits filed on March 30, 2012, the Criteria were in fact applicable to, and were performed by, Sallie Mae, Inc. for that period, and the Applicable Exhibits filed herewith correct the reporting of such performance.  None of the Applicable Exhibits has identified any material instance of noncompliance with the applicable servicing criteria, or any failure by Sallie Mae, Inc. to fulfill its obligations in any material respect under the related servicing agreement, as applicable, for the reporting period.  The original listings of the Criteria as having been “not applicable” for the period from May 1, 2011 through October 7, 2011did not result in any material instance of noncompliance and the foregoing had no impact on distributions made by SLC Student Loan Trust 2010-1.

Other than the amendments to the Applicable Exhibits discussed above, and the furnishing of the new Certification, this Form 10-K/A does not update or amend any other information or any exhibits as originally filed on the Form 10-K and does not otherwise reflect events occurring after the original filing date of the Form 10-K.  Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and with other filings made by SLC Student Loan Trust 2010-1 with the Commission subsequent to the filing of the Form 10-K.

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

Item 1117 of Regulation AB. Legal Proceedings.
There are no legal proceedings that would be material to investors that are pending against the depositor, the issuing entity, Citibank, N.A. or, to the knowledge of the registrant, the sponsor, U.S. Bank National Association or Sallie Mae, Inc., nor does the registrant know of any such proceeding contemplated by any governmental authorities.

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

10	Incorporated by reference as Exhibit 4.
31*	Rule 13a-14(d)/15d-14(d) Certification.
33.1
Management Assessment of Compliance with Applicable Servicing Criteria, dated March 19, 2012, of The Student Loan Corporation, as Servicer and Administrator, incorporated by reference to Exhibit 33.1 of the Annual Report on Form 10-K filed by the Trust on March 30, 2012 (File No. 333-164557-01).

33.2
Management Assessment of Compliance with Applicable Servicing Criteria, dated March 16, 2012, of Citibank, N.A., as Custodian and Sub-subservicer, incorporated by reference to Exhibit 33.2 of the Annual Report on Form 10-K filed by the Trust on March 30, 2012 (File No. 333-164557-01).

33.3
Management Assessment of Compliance with Applicable Servicing Criteria, dated February 28, 2012, of Citibank, N.A., as Indenture Administrator, incorporated by reference to Exhibit 33.3 of the Annual Report on Form 10-K filed by the Trust on March 30, 2012 (File No. 333-164557-01).

33.4*	Assertion on Compliance with Regulation AB Criteria, dated April 19, 2013, of Sallie Mae, Inc., as Subservicer.
34.1
Report of Independent Registered Public Accounting Firm, dated March 19, 2012, of Deloitte & Touche LLP, relating to Exhibit 33.1, incorporated by reference to Exhibit 34.1 of the Annual Report on Form 10-K filed by the Trust on March 30, 2012 (File No. 333-164557-01).

34.2
Report of Independent Registered Public Accounting Firm, dated March 16, 2012, of KPMG LLP, relating to Exhibit 33.2, incorporated by reference to Exhibit 34.2 of the Annual Report on Form 10-K filed by the Trust on March 30, 2012 (File No. 333-164557-01).

34.3
Report of Independent Registered Public Accounting Firm, dated February 28, 2012, of KPMG LLP, relating to Exhibit 33.3, incorporated by reference to Exhibit 34.3 of the Annual Report on Form 10-K filed by the Trust on March 30, 2012 (File No. 333-164557-01).

34.4*	Report of Independent Registered Public Accounting Firm, dated April 19, 2013, of Pricewaterhouse Coopers LLP, relating to Exhibit 33.4.
35.1
Servicer Compliance Statement, dated March 19, 2012, of The Student Loan Corporation, as Servicer, incorporated by reference to Exhibit 35.1 of the Annual Report on Form 10-K filed by the Trust on March 30, 2012 (File No. 333-164557-01).

35.2
Servicer Compliance Statement, dated March 23, 2012, of Citibank, N.A., as Sub-subservicer, incorporated by reference to Exhibit 35.2 of the Annual Report on Form 10-K filed by the Trust on March 30, 2012 (File No. 333-164557-01).

35.3*	Servicer Compliance Statement, dated April 19, 2013, of Sallie Mae, Inc., as Subservicer.
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

99.7
SLC Student Loan Trust 2010-1 Subservicing Agreement, dated as of December 31, 2010, between the Servicer and Sallie Mae, Inc., and as acknowledged and agreed to by the Subservicer, the Indenture Trustee, the Administrator, the Depositor, the Eligible Lender Trustee and the Indenture Administrator, incorporated by reference to Exhibit 10 of the Current Report on Form 8-K filed by the Trust on January 5, 2011 (File No. 333-164557-01).

 _____________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 3, 2013

SLC STUDENT LOAN RECEIVABLES I, INC.

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

10	Incorporated by reference as Exhibit 4.
31*	Rule 13a-14(d)/15d-14(d) Certification.
33.1
Management Assessment of Compliance with Applicable Servicing Criteria, dated March 19, 2012, of The Student Loan Corporation, as Servicer and Administrator, incorporated by reference to Exhibit 33.1 of the Annual Report on Form 10-K filed by the Trust on March 30, 2012 (File No. 333-164557-01).

33.2
Management Assessment of Compliance with Applicable Servicing Criteria, dated March 16, 2012, of Citibank, N.A., as Custodian and Sub-subservicer, incorporated by reference to Exhibit 33.2 of the Annual Report on Form 10-K filed by the Trust on March 30, 2012 (File No. 333-164557-01).

33.3
Management Assessment of Compliance with Applicable Servicing Criteria, dated February 28, 2012, of Citibank, N.A., as Indenture Administrator, incorporated by reference to Exhibit 33.3 of the Annual Report on Form 10-K filed by the Trust on March 30, 2012 (File No. 333-164557-01).

33.4*	Assertion on Compliance with Regulation AB Criteria, dated April 19, 2013, of Sallie Mae, Inc., as Subservicer.
34.1
Report of Independent Registered Public Accounting Firm, dated March 19, 2012, of Deloitte & Touche LLP, relating to Exhibit 33.1, incorporated by reference to Exhibit 34.1 of the Annual Report on Form 10-K filed by the Trust on March 30, 2012 (File No. 333-164557-01).

34.2
Report of Independent Registered Public Accounting Firm, dated March 16, 2012, of KPMG LLP, relating to Exhibit 33.2, incorporated by reference to Exhibit 34.2 of the Annual Report on Form 10-K filed by the Trust on March 30, 2012 (File No. 333-164557-01).

34.3
Report of Independent Registered Public Accounting Firm, dated February 28, 2012, of KPMG LLP, relating to Exhibit 33.3, incorporated by reference to Exhibit 34.3 of the Annual Report on Form 10-K filed by the Trust on March 30, 2012 (File No. 333-164557-01).

34.4*	Report of Independent Registered Public Accounting Firm, dated April 19, 2013, of Pricewaterhouse Coopers LLP, relating to Exhibit 33.4.
35.1
Servicer Compliance Statement, dated March 19, 2012, of The Student Loan Corporation, as Servicer, incorporated by reference to Exhibit 35.1 of the Annual Report on Form 10-K filed by the Trust on March 30, 2012 (File No. 333-164557-01).

35.2
Servicer Compliance Statement, dated March 23, 2012, of Citibank, N.A., as Sub-subservicer, incorporated by reference to Exhibit 35.2 of the Annual Report on Form 10-K filed by the Trust on March 30, 2012 (File No. 333-164557-01).

35.3*	Servicer Compliance Statement, dated April 19, 2013, of Sallie Mae, Inc., as Subservicer.
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

99.7
SLC Student Loan Trust 2010-1 Subservicing Agreement, dated as of December 31, 2010, between the Servicer and Sallie Mae, Inc., and as acknowledged and agreed to by the Subservicer, the Indenture Trustee, the Administrator, the Depositor, the Eligible Lender Trustee and the Indenture Administrator, incorporated by reference to Exhibit 10 of the Current Report on Form 8-K filed by the Trust on January 5, 2011 (File No. 333-164557-01).

 _____________
* Filed herewith.