Form 10-K
period 2014-12-31
SLC Student Loan Trust 2010-1
filed 2015-03-31
CIK 1493611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

REGISTRANT HAS NO VOTING OR NON-VOTING COMMON EQUITY OUTSTANDING HELD BY NON-AFFILIATES.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of December 31, 2014.

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

Item 1117 of Regulation AB. Legal Proceedings.

Other than as stated in the following paragraph, there are no legal proceedings that would be material to investors that are pending against the depositor, the issuing entity or, to the knowledge of the registrant and not previously disclosed, the sponsor, Deutsche Bank Trust Company Americas, Deutsche Bank National Trust Company or Navient Solutions, Inc., nor does the registrant know of any such proceeding contemplated by any governmental authorities. The following paragraph is disclosure received from Deutsche Bank National Trust Company (“DBNTC”), the successor indenture trustee and successor indenture administrator for the SLC Student Loan Trust 2010-1 transaction, and Deutsche Bank Trust Company Americas (“DBTCA”), the successor eligible lender trustee for the SLC Student Loan Trust 2010-1 transaction:

DBTCA and DBNTC have been named as defendants in civil litigation concerning their roles as trustee of certain residential mortgage backed securities (“RMBS”) trusts. On June 18, 2014, a group of investors (“Plaintiff Investors”) filed a civil action against DBTCA and DBNTC in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the United States Trust Indenture Act of 1939 (as amended), breach of contract, breach of fiduciary duty and negligence based on DBTCA’s and DBNTC’s alleged failure to perform their respective obligations as trustee for the applicable trusts (“NY Derivative Action”). An amended complaint was filed on July 16, 2014, adding Plaintiff Investors and RMBS trusts to the NY Derivative Action. On November 24, 2014, the Plaintiff Investors moved to voluntarily dismiss the NY Derivative Action without prejudice. Also on November 24, 2014, substantially the same group of Plaintiff Investors filed a civil action against DBTCA and DBNTC in the United States District Court for the Southern District of New York (the “SDNY Action”), making substantially the same allegations as the New York Derivative Action with respect to 564 RMBS trusts (542 of which were at issue in the NY Derivative Action). The SDNY Action is styled both as a derivative action on behalf of the named RMBS Trusts and, in the alternative, as a putative class action on behalf of holders of RMBS representing interests in those RMBS trusts. DBTCA is vigorously defending the SDNY Action. It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in this paragraph) that would materially affect its ability to perform its duties as a trustee on behalf of the Trust. The Trust is not a party to this litigation.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Item 14. Principal Accountant Fees and Services.

The following substitute information is provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

There are no business relationships, agreements, arrangements, transactions or understandings entered into outside the ordinary course of business or on terms other than those that would be obtained in an arm’s length transaction with an unrelated third party that are material to noteholders other than as described in the prospectus supplement and the accompanying base prospectus (previously filed with the Securities and Exchange Commission on July 6, 2010 pursuant to Rule 424, file number 333-164557-01) between or among the depositor, the sponsor and the issuing entity and any other principal party.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

The reports required by Item 1122(a) and (b) of, or relating to, all parties determined by the registrant to be participating in the servicing function with respect to the issuing entity are attached to this Form 10-K as Exhibits 33.1, 33.2, 34.1 and 34.2.

Item 1123 of Regulation AB. Servicing Compliance Statement.

The statements required by Item 1123 are attached to this Form 10-K as Exhibits 35.1 and 35.2.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1. Not applicable.

2. Not applicable.

3. See Item 15(b) below.

(b)	Exhibits Required by Item 601 of Regulation S-K.

Exhibit Number	Description

4.1	Indenture, dated as of July 6, 2010, among SLC Student Loan Trust 2010-1 (the “Trust”), Deutsche Bank Trust Company Americas (as successor to Citibank, N.A.), as eligible lender trustee (the “Eligible Lender Trustee”), Deutsche Bank National Trust Company (as successor to Deutsche Bank Trust Company Americas (which itself was successor to Citibank, N.A.)) as indenture administrator (in such capacity, the “Indenture Administrator”), and Deutsche Bank National Trust Company (as successor to Deutsche Bank Trust Company Americas (which itself was successor to U.S. Bank National Association)) as indenture trustee (in such capacity, the “Indenture Trustee”), incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

4.3	Amended and Restated Trust Agreement, dated as of July 6, 2010, between SLC Student Loan Receivables I, Inc. (the “Depositor”) and Wilmington Trust Company, as owner trustee, incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

4.4	Eligible Lender Trust Agreement, dated as of July 6, 2010, between the Depositor and the Eligible Lender Trustee, incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

4.5	Eligible Lender Trust Agreement, dated as of July 6, 2010, between the Trust and the Eligible Lender Trustee, incorporated by reference to Exhibit 4.5 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

10	Incorporated by reference as Exhibit 4.

31*	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

33.1*	Assertion on Compliance with Regulation AB Criteria of Deutsche Bank National Trust Company, for the year ended December 31, 2014.

33.2*	Assertion on Compliance with Regulation AB Criteria of Navient Solutions, Inc., as Successor Subservicer, for the year ended December 31, 2014.

34.1*	Report of Independent Registered Public Accounting Firm of KPMG LLP relating to Exhibit 33.1.

34.2*	Report of Independent Registered Public Accounting Firm of KPMG LLP relating to Exhibit 33.2.

35.1*	Servicer Compliance Statement of The Student Loan Corporation, as Servicer, for the year ended December 31, 2014.

35.2*	Servicer Compliance Statement, dated March 27, 2014 of Navient Solutions, Inc., as Subservicer, for the year ended December 31, 2014.

99.1	Master Terms Purchase Agreement, dated as of July 6, 2010, between The Student Loan Corporation, as seller, the Depositor, as purchaser, and the Eligible Lender Trustee on behalf of the Student Loan Corporation and the Depositor, incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

99.2	Master Terms Sale Agreement, dated as of July 6, 2010, between the Depositor, as seller, the Trust, as purchaser, and the Eligible Lender Trustee on behalf of the Depositor and the Trust, incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

99.3	Servicing Agreement, dated as of July 6, 2010, between the Trust and The Student Loan Corporation, as servicer (in such capacity, the “Servicer”), incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

99.4	Subservicing Agreement, dated as of July 6, 2010, between the Servicer and Citibank (South Dakota), National Association, as subservicer (the “Subservicer”), incorporated by reference to Exhibit 99.4 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

99.5	Administration Agreement, dated as of July 6, 2010, between the Trust and The Student Loan Corporation, as administrator (in such capacity, the “Administrator”), incorporated by reference to Exhibit 99.5 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

99.6	Custody Agreement, dated as of July 6, 2010, among the Trust, the Eligible Lender Trustee, the Indenture Trustee and Citibank (South Dakota), National Association, as custodian, incorporated by reference to Exhibit 99.6 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

99.7	SLC Student Loan Trust 2010-1 Subservicing Agreement, dated as of December 31, 2010, between the Servicer and Navient Solutions, Inc. (formerly known as Sallie Mae, Inc.) (the “Successor Subservicer”), and as acknowledged and agreed to by the Subservicer, the Indenture Trustee, the Administrator, the Depositor, the Eligible Lender Trustee and the Indenture Administrator, incorporated by reference to Exhibit 10 of the Current Report on Form 8-K filed by the Trust on January 5, 2011 (File No. 333-164557-01).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SLC STUDENT LOAN RECEIVABLES I, INC.

Dated: March 31, 2015	By:	/s/ Calvin C. Balliet
		Name:	Calvin C. Balliet
		Title:	Chairman of the Board
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

INDEX TO EXHIBITS

Exhibit Number	Description

4.1	Indenture, dated as of July 6, 2010, among SLC Student Loan Trust 2010-1 (the “Trust”), Deutsche Bank Trust Company Americas (as successor to Citibank, N.A.), as eligible lender trustee (the “Eligible Lender Trustee”), Deutsche Bank National Trust Company (as successor to Deutsche Bank Trust Company Americas (which itself was successor to Citibank, N.A.)) as indenture administrator (in such capacity, the “Indenture Administrator”), and Deutsche Bank National Trust Company (as successor to Deutsche Bank Trust Company Americas (which itself was successor to U.S. Bank National Association)) as indenture trustee (in such capacity, the “Indenture Trustee”), incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

4.3	Amended and Restated Trust Agreement, dated as of July 6, 2010, between SLC Student Loan Receivables I, Inc. (the “Depositor”) and Wilmington Trust Company, as owner trustee, incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

4.4	Eligible Lender Trust Agreement, dated as of July 6, 2010, between the Depositor and the Eligible Lender Trustee, incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

4.5	Eligible Lender Trust Agreement, dated as of July 6, 2010, between the Trust and the Eligible Lender Trustee, incorporated by reference to Exhibit 4.5 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

10	Incorporated by reference as Exhibit 4.

31*	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

33.1*	Assertion on Compliance with Regulation AB Criteria of Deutsche Bank National Trust Company, for the year ended December 31, 2014.

33.2*	Assertion on Compliance with Regulation AB Criteria of Navient Solutions, Inc., as Successor Subservicer, for the year ended December 31, 2014.

34.1*	Report of Independent Registered Public Accounting Firm of KPMG LLP relating to Exhibit 33.1.

34.2*	Report of Independent Registered Public Accounting Firm of KPMG LLP relating to Exhibit 33.2.

35.1*	Servicer Compliance Statement of The Student Loan Corporation, as Servicer, for the year ended December 31, 2014.

35.2*	Servicer Compliance Statement of Navient Solutions, Inc., as Subservicer, for the year ended December 31, 2014.

99.1	Master Terms Purchase Agreement, dated as of July 6, 2010, between The Student Loan Corporation, as seller, the Depositor, as purchaser, and the Eligible Lender Trustee on behalf of the Student Loan Corporation and the Depositor, incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

99.2	Master Terms Sale Agreement, dated as of July 6, 2010, between the Depositor, as seller, the Trust, as purchaser, and the Eligible Lender Trustee on behalf of the Depositor and the Trust, incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

99.3	Servicing Agreement, dated as of July 6, 2010, between the Trust and The Student Loan Corporation, as servicer (in such capacity, the “Servicer”), incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

99.4	Subservicing Agreement, dated as of July 6, 2010, between the Servicer and Citibank (South Dakota), National Association, as subservicer (the “Subservicer”), incorporated by reference to Exhibit 99.4 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

99.5	Administration Agreement, dated as of July 6, 2010, between the Trust and The Student Loan Corporation, as administrator (in such capacity, the “Administrator”), incorporated by reference to Exhibit 99.5 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

99.6	Custody Agreement, dated as of July 6, 2010, among the Trust, the Eligible Lender Trustee, the Indenture Trustee and Citibank (South Dakota), National Association, as custodian, incorporated by reference to Exhibit 99.6 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

99.7	SLC Student Loan Trust 2010-1 Subservicing Agreement, dated as of December 31, 2010, between the Servicer and Navient Solutions, Inc. (formerly known as Sallie Mae, Inc.) (the “Successor Servicer”), and as acknowledged and agreed to by the Subservicer, the Indenture Trustee, the Administrator, the Depositor, the Eligible Lender Trustee and the Indenture Administrator, incorporated by reference to Exhibit 10 of the Current Report on Form 8-K filed by the Trust on January 5, 2011 (File No. 333-164557-01).

*	Filed herewith