Form 10-K
period 2015-12-31
SLC Student Loan Trust 2010-1
filed 2016-03-30
CIK 1493611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number of issuing entity: 333-164557-01

Commission file number of depositor: 333-164557

SLC STUDENT LOAN TRUST 2010-1

(Exact name of issuing entity as specified in its charter)

Central Index Key of issuing entity: 0001493611

SLC STUDENT LOAN RECEIVABLES I, INC.

(Exact name of depositor as specified in its charter)

Central Index Key of depositor: 0001164019

THE STUDENT LOAN CORPORATION

(Exact name of sponsor as specified in its charter)

Central Index Key of sponsor: 0000893955

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

No material updates to report.

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

Item 1123 of Regulation AB. Servicer Compliance Statement.

The statements required by Item 1123 are attached to this Form 10-K as Exhibits 35.1 and 35.2.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1. Not applicable.

2. Not applicable.

3. See Item 15(b) below.

(b)	Exhibits Required by Item 601 of Regulation S-K.

Exhibit Number	Description

3.1	Articles of Incorporation of SLC Student Loan Receivables I, Inc. (the “Depositor”), incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Registration Statement on Form S-3 filed by the registrant on March 17, 2010 (File No. 333-164557).

3.2	By-Laws of the Depositor, incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Registration Statement on Form S-3 filed by the registrant on March 17, 2010 (File No. 333-164557).

4.1	Indenture, dated as of July 6, 2010, among SLC Student Loan Trust 2010-1 (the “Trust”), Deutsche Bank Trust Company Americas (as successor to Citibank, N.A.), as eligible lender trustee (the “Eligible Lender Trustee”), Deutsche Bank National Trust Company (as successor to Deutsche Bank Trust Company Americas (which itself was successor to Citibank, N.A.)) as indenture administrator (in such capacity, the “Indenture Administrator”), and Deutsche Bank National Trust Company (as successor to Deutsche Bank Trust Company Americas (which itself was successor to U.S. Bank National Association)) as indenture trustee (in such capacity, the “Indenture Trustee”), incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

4.3	Amended and Restated Trust Agreement, dated as of July 6, 2010, between the Depositor and Wilmington Trust Company, as owner trustee, incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

4.4	Eligible Lender Trust Agreement, dated as of July 6, 2010, between the Depositor and the Eligible Lender Trustee, incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

4.5	Eligible Lender Trust Agreement, dated as of July 6, 2010, between the Trust and the Eligible Lender Trustee, incorporated by reference to Exhibit 4.5 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

31*	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

33.1*	Assertion on Compliance with Regulation AB Criteria of Deutsche Bank National Trust Company, for the year ended December 31, 2015.

33.2*	Assertion on Compliance with Regulation AB Criteria of Navient Solutions, Inc., as Successor Subservicer, for the year ended December 31, 2015.

34.1*	Report of Independent Registered Public Accounting Firm of KPMG LLP relating to Exhibit 33.1.

34.2*	Report of Independent Registered Public Accounting Firm of KPMG LLP relating to Exhibit 33.2.

35.1*	Servicer Compliance Statement of The Student Loan Corporation, as Servicer, for the year ended December 31, 2015.

35.2*	Servicer Compliance Statement of Navient Solutions, Inc., as Subservicer, for the year ended December 31, 2015.

99.1	Master Terms Purchase Agreement, dated as of July 6, 2010, between The Student Loan Corporation, as seller, the Depositor, as purchaser, and the Eligible Lender Trustee on behalf of the Student Loan Corporation and the Depositor, incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

99.2	Master Terms Sale Agreement, dated as of July 6, 2010, between the Depositor, as seller, the Trust, as purchaser, and the Eligible Lender Trustee on behalf of the Depositor and the Trust, incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

99.3	Servicing Agreement, dated as of July 6, 2010, between the Trust and The Student Loan Corporation, as servicer (in such capacity, the “Servicer”), incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

99.4	Subservicing Agreement, dated as of July 6, 2010, between the Servicer and Citibank (South Dakota), National Association, as subservicer (the “Subservicer”), incorporated by reference to Exhibit 99.4 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

99.5	Administration Agreement, dated as of July 6, 2010, between the Trust and The Student Loan Corporation, as administrator (in such capacity, the “Administrator”), incorporated by reference to Exhibit 99.5 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

99.6	Custody Agreement, dated as of July 6, 2010, among the Trust, the Eligible Lender Trustee, the Indenture Trustee and Citibank (South Dakota), National Association, as custodian, incorporated by reference to Exhibit 99.6 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

99.7	SLC Student Loan Trust 2010-1 Subservicing Agreement, dated as of December 31, 2010, between the Servicer and Navient Solutions, Inc. (formerly known as Sallie Mae, Inc.) (the “Successor Subservicer”), and as acknowledged and agreed to by the Subservicer, the Indenture Trustee, the Administrator, the Depositor, the Eligible Lender Trustee and the Indenture Administrator, incorporated by reference to Exhibit 10 of the Current Report on Form 8-K filed by the Trust on January 5, 2011 (File No. 333-164557-01).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SLC STUDENT LOAN RECEIVABLES I, INC.

Dated: March 30, 2016	By:	/s/ Calvin C. Balliet
		Name:	Calvin C. Balliet
		Title:	Chairman of the Board (senior officer in charge of securitization of the depositor)

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

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of SLC Student Loan Receivables I, Inc. (the “Depositor”), incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Registration Statement on Form S-3 filed by the registrant on March 17, 2010 (File No. 333-164557).

3.2	By-Laws of the Depositor, incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Registration Statement on Form S-3 filed by the registrant on March 17, 2010 (File No. 333-164557).

4.1	Indenture, dated as of July 6, 2010, among SLC Student Loan Trust 2010-1 (the “Trust”), Deutsche Bank Trust Company Americas (as successor to Citibank, N.A.), as eligible lender trustee (the “Eligible Lender Trustee”), Deutsche Bank National Trust Company (as successor to Deutsche Bank Trust Company Americas (which itself was successor to Citibank, N.A.)) as indenture administrator (in such capacity, the “Indenture Administrator”), and Deutsche Bank National Trust Company (as successor to Deutsche Bank Trust Company Americas (which itself was successor to U.S. Bank National Association)) as indenture trustee (in such capacity, the “Indenture Trustee”), incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

4.3	Amended and Restated Trust Agreement, dated as of July 6, 2010, between the Depositor and Wilmington Trust Company, as owner trustee, incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

4.4	Eligible Lender Trust Agreement, dated as of July 6, 2010, between the Depositor and the Eligible Lender Trustee, incorporated by reference to Exhibit 4.4 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

4.5	Eligible Lender Trust Agreement, dated as of July 6, 2010, between the Trust and the Eligible Lender Trustee, incorporated by reference to Exhibit 4.5 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

31*	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

33.1*	Assertion on Compliance with Regulation AB Criteria of Deutsche Bank National Trust Company, for the year ended December 31, 2015.

33.2*	Assertion on Compliance with Regulation AB Criteria of Navient Solutions, Inc., as Successor Subservicer, for the year ended December 31, 2015.

34.1*	Report of Independent Registered Public Accounting Firm of KPMG LLP relating to Exhibit 33.1.

34.2*	Report of Independent Registered Public Accounting Firm of KPMG LLP relating to Exhibit 33.2.

35.1*	Servicer Compliance Statement of The Student Loan Corporation, as Servicer, for the year ended December 31, 2015.

35.2*	Servicer Compliance Statement of Navient Solutions, Inc., as Subservicer, for the year ended December 31, 2015.

99.1	Master Terms Purchase Agreement, dated as of July 6, 2010, between The Student Loan Corporation, as seller, the Depositor, as purchaser, and the Eligible Lender Trustee on behalf of the Student Loan Corporation and the Depositor, incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

99.2	Master Terms Sale Agreement, dated as of July 6, 2010, between the Depositor, as seller, the Trust, as purchaser, and the Eligible Lender Trustee on behalf of the Depositor and the Trust, incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

99.3	Servicing Agreement, dated as of July 6, 2010, between the Trust and The Student Loan Corporation, as servicer (in such capacity, the “Servicer”), incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

99.4	Subservicing Agreement, dated as of July 6, 2010, between the Servicer and Citibank (South Dakota), National Association, as subservicer (the “Subservicer”), incorporated by reference to Exhibit 99.4 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

99.5	Administration Agreement, dated as of July 6, 2010, between the Trust and The Student Loan Corporation, as administrator (in such capacity, the “Administrator”), incorporated by reference to Exhibit 99.5 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

Exhibit Number	Description

99.6	Custody Agreement, dated as of July 6, 2010, among the Trust, the Eligible Lender Trustee, the Indenture Trustee and Citibank (South Dakota), National Association, as custodian, incorporated by reference to Exhibit 99.6 of the Current Report on Form 8-K filed by the Trust on July 6, 2010 (File No. 333-164557-01).

99.7	SLC Student Loan Trust 2010-1 Subservicing Agreement, dated as of December 31, 2010, between the Servicer and Navient Solutions, Inc. (formerly known as Sallie Mae, Inc.) (the “Successor Servicer”), and as acknowledged and agreed to by the Subservicer, the Indenture Trustee, the Administrator, the Depositor, the Eligible Lender Trustee and the Indenture Administrator, incorporated by reference to Exhibit 10 of the Current Report on Form 8-K filed by the Trust on January 5, 2011 (File No. 333-164557-01).

*	Filed herewith